Form 10QSB
period 2000-05-31
ILLINOIS CREEK CORP
filed 2000-09-25
CIK 1098963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 000-30471

Illinois Creek Corp.

(Exact name of registrant as specified in its charter)

Delaware 58-2502342

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

Suite 310, 1000 Abernathy Road NE, Atlanta, Georgia 30328

(Address of principal executive offices (zip code))

770/481-7205

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.

Yes No X The Registrant has been subject to the

filing requirements of the Securities

Act of 1934 for less than 90 days.

Indicate the number of shares outstanding of each of the issuer,s classes of common equity, as of the latest practicable date.

Class Outstanding at September 20, 2000

Common Stock, par value $0.0001 2,630,000

ITEM 1. FINANCIAL STATEMENTS

Balance sheets at May 31, 2000 (unaudited) and February 28, 2000 1

Statements of operations and comprehensive

income (loss) for the three months ended May 31, 2000

and cumulative from November 4, 1999 (date of inception)

to May 31, 2000 (unaudited) 2

Statement of stockholders, equity for the period from

November 4, 1999 (date of inception) to May 31, 2000 (unaudited) 3

Statements of cash flows for the three months ended May 31, 2000 and cumulative from November 4, 1999 (date of inception)

to May 31, 2000 (unaudited) 4

Notes to financial statements 5

ITEM 2. Management,s Discussion and Analysis or Plan

Of Operations

6 - 8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 2. Changes in 8

Item 3. Defaults Upon Senior Securities 8

Item 4. Submission of Matters to a Vote of Security Holders 8

Item 5. Other Information 8

Item 6. Exhibits and Reports on Form 8-K 8 - 9

SIGNATURES 9

ITEM 1. FINANCIAL STATEMENTS

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

May 31, 2000

(unaudited) February 28, 2000

Current assets:

Cash $ 169 $ 70

Total current assets 169 70

Total assets $ 169 $ 70

LIABILITIES AND STOCKHOLDERS, EQUITY

Liabilities:

Due to Officer $ 110 $ -

Total Liabilities $ 110 $ -

Stockholders, equity:

Preferred stock - $.0001 par value, 20,000,000

shares authorized, -0- issued and outstanding - -

Common stock - $.0001 par value, 100,000,000

shares authorized, 2,630,000 issued and outstanding 263 263

Additional paid-in capital 267 267

Accumulated deficit during the development stage (471) (460)

Total stockholders, equity 59 70

Total liabilities and stockholders, equity $ 169 $ 70

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Cumulative from

For the three November 4, 1999

months ended (date of inception)

May 31, 2000 to May 31, 2000

(Unaudited) (Unaudited)

Income $ - $ -

Expenses:

Selling, general and administrative expenses 11 471

Total expenses 11 471

Loss before provision for income taxes (11) (471)

Provision for income taxes - -

Net (loss) (11) (471)

Other items of comprehensive income (loss) - -

Comprehensive net (loss) $ (11) $ (471)

Basic:

Net (loss) $ NIL $ NIL

Weighted average number

of common shares outstanding 2,630,000 2,630,000

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS, EQUITY

FOR THE PERIOD FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO MAY 31, 2000 (UNAUDITED)

Accumulated

Additional Deficit Total

Common Stock Paid - in During the Stockholders,

Shares Amount Capital Development Stage Equity

Issuance of common stock upon

capitalization of Company 2,630,000 $ 263 $ 267 $ - $ 530

Net loss from November 4, 1999

(date of inception) to May 31, 2000 - - - (471) (471)

Balances at May 31, 2000 2,630,000 $ 263 $ 267 $ (471) $ 59

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Cumulative

from

For the three November 4, 1999

months ended (date of inception)

May 31, 2000 to May 31, 2000

(unaudited) (unaudited)

Cash flows from operating activities:

Net (loss) $ (11) $ (471)

Adjustments to reconcile net (loss) to

net cash used for operating activities - -

Net cash used for operating activities (11) (471)

Cash flows from financing activities:

Advances from officer 110 110

Proceeds from initial capitalization of company - 530

Net cash provided by financing activities 110 640

Net increase in cash 99 169

Cash beginning of period 70 -

Cash end of period $ 169 $ 169

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Illinois Creek Corp. (a development stage company) (the "Company") was incorporated in Delaware on November 4, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At May 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company,s formation and proposed fund raising. The Company, s fiscal year end is February 28.

The Company,s ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

The unaudited financial statements as of May 31, 2000 and for the three months ended May 31, 2000 and from November 4, 1999 (date of inception) to May 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2000 and the results of our operations and cash flows for the three months ended May 31, 2000 and from November 4, 1999 (date of inception) to May 31, 2000. The results for the three months ended May 31, 2000 and from November 4, 1999 (date of inception) to May 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending February 28, 2001. The balance sheet at February 28, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles been condensed or omitted pursuant to the Securities and Exchange Commission,s rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended February 28, 2000 as included in our report on Form 10-SB 12G filed on April 26, 2000.

NOTE 3 - STOCKHOLDERS, EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - STOCKHOLDERS, EQUITY (cont,d)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. As of May 31, 2000, the Company has issued a total of 2,630,000 shares of its common stock to its founders for aggregate consideration of $530 .

NOTE 4 - RELATED PARTIES

Legal Counsel

Legal counsel to the Company is a firm of which the sole director and controlling shareholder of the Company is a partner.

ITEM 2. MANAGEMENT,S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has registered its common stock on a Form 10-SB

registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the

Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

The Company was formed to engage in a merger with or

acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as

amended.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3)

the facilitation of borrowing from financial institutions; (4)

improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the

United States capital market.

A private company which may be interested in a business

combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United

States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues,

future prospects or other characteristics of that company.

As of May 31, 2000, management had not made any final

decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS". When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange

Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

The Company does not intend to trade its securities in the

secondary market until completion of a business combination. It is anticipated that immediately following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National

Market System or regional or national exchange.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the

Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended May 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illinois Creek Corp.

By: /s/ Gilbert H. Davis

Gilbert H. Davis, President

Dated: September 22, 2000

</TEXT>

</DOCUMENT>

<DOCUMENT>

<TYPE>EX-27

<SEQUENCE>2

<TEXT>



<ARTICLE> 5

<CIK> 0001098963

<NAME> Illinois Creek Corp.


<PERIOD-TYPE> 3-MOS

<FISCAL-YEAR-END> FEB-28-2000

<PERIOD-END> MAY-31-1999

<CASH> 169

<SECURITIES> 0

<RECEIVABLES> 0

<ALLOWANCES> 0

<INVENTORY> 0

<CURRENT-ASSETS> 169

<PP&E> 0

<DEPRECIATION> 0

<TOTAL-ASSETS> 169

<CURRENT-LIABILITIES> 100

<BONDS> 0

<PREFERRED-MANDATORY> 0

<PREFERRED> 0

<COMMON> 2630000

<OTHER-SE> 0

<TOTAL-LIABILITY-AND-EQUITY> 169

<SALES> 0

<TOTAL-REVENUES> 0

<CGS> 0

<TOTAL-COSTS> 0

<OTHER-EXPENSES> 0

<LOSS-PROVISION> 0

<INTEREST-EXPENSE> 0

<INCOME-PRETAX> 0

<INCOME-TAX> 0

<INCOME-CONTINUING> 0

<DISCONTINUED> 0

<EXTRAORDINARY> 0

<CHANGES> 0

<NET-INCOME> 0

<EPS-PRIMARY> 0.0

<EPS-DILUTED> 0.0



</TEXT>

</DOCUMENT>

</SEC-DOCUMENT>