Form 10QSB
period 2000-08-31
ILLINOIS CREEK CORP
filed 2000-09-25
CIK 1098963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

August 31, 2000

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

770/481-7205

(Registrant,s telephone number, including area code)

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

ITEM 1. FINANCIAL STATEMENTS

Balance sheets at August 31, 2000 (unaudited) and February 28, 2000 1

Statements of operations and comprehensive

income (loss) for the three and six months ended August 31, 2000 and cumulative from November 4, 1999 (date of inception)

to August 31, 2000 (unaudited) 2

Statement of stockholders, equity for the period from

November 4, 1999 (date of inception) to August 31, 2000 (unaudited) 3

Statements of cash flows for the six months ended

August 31, 2000 and cumulative from November 4, 1999

(date of inception) to August 31, 2000 (unaudited) 4

Notes to financial statements 5 - 6

ITEM 2. Management,s Discussion and Analysis or Plan

Of Operations

6 - 8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings 8

Item 2. Changes in 8

Item 3. Defaults Upon Senior Securities 8

Item 4. Submission of Matters to a Vote of Security Holders 8

Item 5. Other Information 8

Item 6. Exhibits and Reports on Form 8-K 9

SIGNATURES 9

ITEM 1. FINANCIAL STATEMENTS

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

August 31, 2000

(unaudited) February 28, 2000

Current assets:

Cash $ 136 $ 70

Total current assets 136 70

Total assets $ 136 $ 70

LIABILITIES AND STOCKHOLDERS, EQUITY

Liabilities:

Due to Officer $ 110 $ -

Total Liabilities $ 110 $ -

Stockholders, equity:

Preferred stock - $.0001 par value, 20,000,000

shares authorized, -0- issued and outstanding - -

Common stock - $.0001 par value, 100,000,000

shares authorized, 2,630,000 issued and outstanding 263 263

Additional paid-in capital 267 267

Accumulated deficit during the development stage (504) (460)

Total stockholders, equity 26 70

Total liabilities and stockholders, equity $ 136 $ 70

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Cumulative from

For the six November 4, 1999

For the three months months ended (date of inception)

ended August 31, 1999 to August 31, 2000 to August 31, 2000

(unaudited) (unaudited) (unaudited)

Income $ - $ - $ -

Expenses:

Selling, general and administrative expenses 33 44 504

Total expenses 33 44 504

Loss before provision for income taxes (33) (44) (504)

Provision for income taxes - - -

Net (loss) (33) (44) (504)

Other items of comprehensive income (loss) - - -

Comprehensive net (loss) $ (33) $ (44) $ (504)

Basic:

Net (loss) $ NIL $ NIL $ NIL

Weighted average number

of common shares outstanding 2,630,000 2,630,000 2,630,3000

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS, EQUITY

FOR THE PERIOD FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO AUGUST 31, 2000 (UNAUDITED)

Accumulated

Additional Deficit Total

Common Stock Paid - in During the Stockholders,

Shares Amount Capital Development Stage Equity

Issuance of common stock upon

capitalization of Company 2,630,000 $ 263 $ 267 $ - $ 530

Net loss from November 4, 1999

(date of inception) to August 31, 2000 - - - (504) (504)

Balances at August 31, 2000 2,630,000 $ 263 $ 267 $ (504) $ 26

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Cumulative

from

For the six November 4, 1999

months ended (date of inception)

August 31, 2000 to August 31, 2000

(unaudited) (unaudited)

Cash flows from operating activities:

Net (loss) $ (44) $ (504)

Adjustments to reconcile net (loss) to

net cash used for operating activities - -

Net cash used for operating activities (44) (504)

Cash flows from financing activities:

Advances from officer 110 110

Proceeds from initial capitalization of company - 530

Net cash provided by financing activities 110 640

Net increase in cash 66 136

Cash beginning of period 70 -

Cash end of period $ 136 $ 136

See accompanying notes to financial statements (unaudited)

ILLINOIS CREEK CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Illinois Creek Corp. (a development stage company) (the "Company") was incorporated in Delaware on November 4, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At August 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company,s formation and proposed fund raising. The Company& #44;s fiscal year end is February 28.

The Company,s ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2000 and for the three and six months ended August 31, 2000 and from November 4, 1999 (date of inception) to August 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2000 and the results of our operations and cash flows for the six months ended August 31, 2000 and from November 4, 1999 (date of inception) to August 31, 2000. The results for the three and six months ended August 31, 2000 and from November 4, 1999 (date of inception) to August 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending February 28, 2001. The balance sheet at February 28, 2000 has been derived from the audited financial statements at that date.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - STOCKHOLDERS, EQUITY (cont,d)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. As of August 31, 2000, the Company has issued a total of 2,630,000 shares of its common stock to its founders for aggregate consideration of $530.

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

As of August 31, 2000, management had not made any final

decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS". When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended August 31, 2000.

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

<NAME> Illinois Creek Corp.


<PERIOD-TYPE> 3-MOS

<FISCAL-YEAR-END> FEB-28-2000

<PERIOD-END> AUG-31-2000

<CASH> 136

<SECURITIES> 0

<RECEIVABLES> 0

<ALLOWANCES> 0

<INVENTORY> 0

<CURRENT-ASSETS> 136

<PP&E> 0

<DEPRECIATION> 0

<TOTAL-ASSETS> 136

<CURRENT-LIABILITIES> 110

<BONDS> 0

<PREFERRED-MANDATORY> 0

<PREFERRED> 0

<COMMON> 2630000

<OTHER-SE> 0

<TOTAL-LIABILITY-AND-EQUITY> 136

<SALES> 0

<TOTAL-REVENUES> 0

<CGS> 0

<TOTAL-COSTS> 0

<OTHER-EXPENSES> 0

<LOSS-PROVISION> 0

<INTEREST-EXPENSE> 0

<INCOME-PRETAX> 0

<INCOME-TAX> 0

<INCOME-CONTINUING> 0

<DISCONTINUED> 0

<EXTRAORDINARY> 0

<CHANGES> 0

<NET-INCOME> 0

<EPS-PRIMARY> 0.0

<EPS-DILUTED> 0.0



</TEXT>

</DOCUMENT>

</SEC-DOCUMENT>